Form 10-K
period 1997-12-31
GOVERNMENT BACKED TRUST T-1
filed 1998-04-16
CIK 841535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal year ended December 31, 1997


GOVERNMENT BACKED TRUST T-1
(Exact name of Registrant as specified
in its governing instrument)

State or other jurisdiction of incorporation:
           New York
Commission File Number:
           0-17335
IRS Employer Identification No.:
           13-3544132

c/o The Chase Manhattan Bank
Corporate Trustee Administration
450 West 33rd Street
New York, New York  10001
(212) 946-8608
_________________________
(Address, including zip code, and telephone number of principal executive offices )

Securities Registered Pursuant to Section 12(g) of the Act :

Zero Coupon Certificates, Class T-1
( Title of Class )

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ) , and (2) has been subject to such filing requirements for the past 90 days.
Yes      X            No

DOCUMENTS INCLUDED AS EXHIBITS

Semiannual Report as of May 15, 1997        Exhibit  B

Semiannual Report as of November 17, 1997         Exhibit  C

Annual Report as of December 31, 1997        Exhibit D

Part  I

Item  1.   Business

                  Not Applicable .

Item  2.   Properties .

                  See list of assets set forth in Exhibit A.

Item  3.   Legal  Proceedings.

                  None

Item  4.   Submission  of  Matters to a Vote of  Security  Holders.

                  None

PART  II

Item  5.   Market  for  Registrant's  Common  Equity  and  Related
                  Stockholder Matters .

                  (a) Market  Information .

                  Certificates are not traded on any market or exchange.

                  (b) Holders .

                  The number of registered holders for Zero Coupon Certificates, Class T-1 on December 31, 1997 was 1,132.

                  (c) Dividends .

                  $46,028,000.00 distributed to holders for Zero Coupon
                    Certificates, Class T-1 on May 15, 1997.

                  $46,028,000.00 distributed to holders for Zero Coupon
                    Certificates, Class T-1 on November 17, 1997.

Item  6.        Selected  Financial  Data

                  Not  Applicable.

Item  7.        Management's  Discussion  and  Analysis  of  Financial
                  Condition  and  Results  of  Operations .

                  Not  Applicable.

Item  8.   Financial Statements and Supplementary Data.

                  Not  Applicable .

Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              Not Applicable.

PART  III

Item  10.         Directors and Executive Officers of  the Registrant.

                  Not  Applicable.

Item  11.         Executive  Compensation .

                  Not  Applicable.

Item  12 .        Security  Ownership of Certain Beneficial Owners and
                  Management

                  (a) Security ownership of certain beneficial owners.
______________________________________________________________________________

(1) Title  of     (2) Name  and        (3) Amount and     (4) Percent
    Class             address              nature  of         of class
                      of  benefi-          Beneficial
                      cial  owner          ownership
______________________________________________________________________________

Zero  Coupon          Cede & Co.          $1,992,318,000      98.86%
Certificates,         P.O. Box 20
Class  T-1          Bowling  Green  Station
                      New  York, NY   10004
________________________________________________________________________________

                  (b) Security  ownership of  management

                  Not  Applicable.

                  (c) Changes  in  control.

                  Not  Applicable.

Item  13.         Certain  Relationships  and  Related  Transactions.

                  (a) Transactions  with  management  and  others.

                  Not  Applicable.

                  (b) Certain business relationships.

                  Not  Applicable .

                  (c) Indebtedness of management .

                  Not  Applicable .

                  (d) Transactions  with  promoters.

                  Not  Applicable .

PART  IV

Item  14.         Exhibits, Financial Schedules, Reports on Form 8-K.

                  (a) The following is a list of documents filed as part of this report :

                  Exhibit                 Document
                     A                    List  of  Assets  held
                                          by  Trust  on
                                          December 31, 1997

                     B                    Semiannual Report
                                          as of May 15, 1997

                     C                    Semiannual Report as
                                          of November 17, 1997

                     D                    Annual Report as of
                                          December 31, 1997

                  (b) Not  applicable

                  (c) Not  applicable

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Government Backed Trust T-1
(Registrant)

By : ______Dennis Kildea_________
         Assistant Vice President

Date :     March 31,  1998                     .

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By : ______Marcus Gustafson_____________________
           Vice President


Date :      March 31, 1998


By : _____ Dennis Kildea____________
       Assistant Vice President


Date :     March 31, 1998                            .

Exhibit  A

THE REPUBLIC OF TURKEY
GOVERNMENT TRUST T-1

U. S. Government  Securities

Maturity                  Par  Amount                  Coupon

May 15, 1998                     4,605,000                    0.000
November 15, 1998           4,606,000                    0.000
May 15, 1999                   4,605,000                    0.000
November 15, 1999                4,606,000                0.000
May 15, 2000                     4,605,000                0.000
November 15, 2000                4,606,000                    0.000
May 15, 2001                     4,605,000                    0.000
November 15, 2001                4,606,000                    0.000
May 15, 2002                     4,605,000                    0.000
November 15, 2002                4,606,000                    0.000

May 15, 2003                     4,605,000                    0.000
November 15, 2003                4,606,000                    0.000
May 15, 2004                     7,230,000                    0.000
November 15, 2004                8,392,000                    0.000
May 15, 2005                     8,660,000                    0.000
November 15, 2005                8,445,000                    0.000
May 15, 2006                     8,398,000                    0.000
November 15, 2006                8,351,000                    0.000
May 15, 2007                     8,120,000                    0.000
November 15, 2007                7,889,000                    0.000
May 15, 2008                     7,686,000                    0.000
November 15, 2008                7,548,000                    0.000
May 15, 2009                     7,311,000                    0.000
November 15, 2009                7,075,000                    0.000
May 15, 2010                     6,887,000                    0.000
November 15, 2010                6,843,000                    0.000
May 15, 2011                     6,473,000                    0.000
November 15, 2011                5,802,000                    0.000
May 15, 2012                     5,394,000                    0.000
November 15, 2012                4,233,000                    0.000
May 15, 2013                     3,840,000                    0.000
November 15, 2013                3,320,000                    0.000
May 15, 2014                     2,938,000                    0.000
November 15, 2014                2,813,000                    0.000
May 15, 2015                2,688,000                    0.000

Government of Turkey T-1 Note

Principal  Amount                    Rate  of
Outstanding                              Interest                   Due Date

$941,012,451.71                        9.7884%                 May 15, 2015

Exhibit B

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of

Government Backed Trust T-1 Zero Coupon Certificates
( Republic of Turkey FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On May 15, 1997, the Certificate Payment Date, the aggregate amount distributed to the Holders was $46,028,000.00. The portions thereof allocable to the principal and interest payments on the Related Note was $41,423,000.00 and to payments from the Securities Trust was $4,605,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $2,061,416,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $941,012,451.71.

iv. The sum of the amount referred to in (i) above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was not less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Date plus the payment received by the Trustee from the related Securities Trust on the Certificate Payment Date.

No Payment Default has occurred and is continuing since our previous report.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.



By: __________________

          Dennis Kildea
          Trust Officer

Report dated as of May 15, 1997
(Tax ID No. 13-3544132)

Exhibit C

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of:
Government Backed Trust T-1 Zero Coupon Certificates
( Republic of Turkey FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA

i. On November 17, 1997, the Certificate Payment Date, the aggregate amount distributed to the Holders was $46,028,000.00. The portions thereof allocable to the principal and interest payments on the Related Note was $41,422,000.00 and to payments from the Securities Trust was $4,606,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $2,015,388,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $941,012,451.71.

iv. The sum of the amount referred to in (i) above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was not less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Date plus the payment received by the Trustee from the related Securities Trust in respect of such Certificate Payment Date.

No Payment Default has occurred and is continuing since our previous report.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.

All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of November 30, 1988.


By: __________________
           Dennis Kildea
       Trust Officer

Report dated as of November 17, 1997
(Tax ID No. 13-3544132)

Exhibit D

THE CHASE MANHATTAN BANK
450  West  33rd  Street
New  York,  New  York   10001
Trustee's  Annual  Report

To  the  holders  of:
- Government Backed Trust T-1 Zero Coupon Certificates, Class T-1 (Republic of Turkey FMS Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 1997, $92,056,000.00 was distributed to the holders of the Current Coupon Certificates and this amount is allocable as follows:

 a. 90% from interest payments made on the Republic of Turkey
     Promissory Note on May 1, 1997 and November 3, 1997.
 b. 10% from the proceeds of maturities of United States Treasury Strips due May 15, 1997 and November 15, 1997.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distributions is $2,015,388,000.00.

iii. The unpaid principal amount of the Republic of Turkey Promissory Note following the May 15, 1997 and November 17, 1997 distributions is $941,012,451.71.

iv. The sum of the amount referred to in (i), above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was not less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Dates plus the payment received by the Trustee from the Related Securities Trust in respect of such Certificate Payment Dates.

Please be advised that no Payment Default has occurred and is continuing with respect to the May 15, 1997 and November 17, 1997 Certificate Payment Dates.

There have been no payments under the Guaranty with respect to the May 1, 1997 and November 3, 1997 Note Payment Dates next preceding the May 15,
1997 and November 17, 1997 Certificate Payment Dates.
To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of November 30, 1988.

By ___________________________
          Dennis Kildea
          Assistant Vice President
Report dated as of December 31, 1997
Tax I.D. No. 13-3544132

                 REPORT OF INDEPENDENT AUDITORS

The Chase Manhattan Bank, Trustee
Government Backed Trust T-1


We have audited the accompanying Distribution Report of Government Backed Trust T-1 as of December 31, 1997 and for the year then ended. This schedule is the responsibility of the Trustee. Our responsibility is to express an opinion on this schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Distribution Report is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Distribution Report. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Distribution Report referred to above presents fairly, in all material respects, amounts distributed to certificate holders, the aggregate initial amount of certificates outstanding, the unpaid principal amount of the promissory note and funds compared with amounts distributed from Government Backed Trust T-1 at December 31, 1997 and for the year then ended, in conformity with generally accepted accounting principles.

                                                      Ernst & Young LLP

March 5, 1998

DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-1

As of and for the Year Ended December 31, 1997

     I. During the year ended December 31, 1997, $92,056,000 was distributed to the Holders of the Zero Coupon Certificates and this amount is allocable as follows:

            1. 90% from interest payments made on the Republic of
               Turkey Promissory Note on May 1, 1997 and November 3, 1997.

            2. 10% from the proceeds of maturities of United States Treasury
               Strips due May 15, 1997 and November 15, 1997.

    II. The aggregate Initial Amount of Certificates issued by the Trust outstanding after the May 15, 1997 and November 17, 1997 distributions is $2,015,388,000.00.

   III. The unpaid principal amount of the Republic of Turkey Promissory Note following the May 15, 1997 and November 17, 1997 distributions is $941,012,451.71.

    IV. The amount in (I) above, together with the Trustee's fees and expenses equals the sum of 90% of the amounts paid by the Republic of Turkey on the Note on May 1, 1997 and November 3, 1997 and the payments received by the Trustee from the Securities Trust on May 15, 1997 and November 17, 1997.

See notes to distribution report.

NOTES TO DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-1

December 31, 1997

NOTE A--ORGANIZATION AND OPERATION
Government Backed Trust T-1 (the Trust) was formed in November 1988 by
The Chase Manhattan Bank (Successor to Chemical Bank), as Trustee, to issue Certificates (see Note B), the proceeds of which were used to loan funds evidenced by a Note (see Note C) from the Republic of Turkey (Borrower) and to purchase a beneficial interest in a government securities trust (Securities Trust), for which The Chase Manhattan Bank also acts as Trustee. The Trust was created for the limited purpose of conducting transactions relating to the Certificates, the Note and the Securities Trust. All capitalized terms used in the Distribution Report are as defined in the Declaration of Trust dated as of November 30, 1988.

NOTE B--ZERO COUPON CERTIFICATES
The Trust issued Zero Coupon Certificates (the Certificates) with an aggregate principal amount of $2,834,434,000. Each Certificate represents an interest in specific payments of principal and/or interest on the assets of the Trust. The Holder of each of the Certificates is entitled to receive a single payment on the date indicated in such Certificate. The Trust is required to distribute to the Certificate holders all funds held by the Trust, which would consist of an amount equal to 90% of the principal and interest required to be paid by the Borrower on the Related Note (see Note C), any payments received with respect to the Guaranty (see Note C), and payments from the related Securities Trust, less amounts paid to the Trustee for periodic fees and expenses. The government securities held for the benefit of the Trust consist of U.S. Treasury Strips and are calculated to provide the Trust on or before each Certificate Payment Date with funds equal to at least 10% of the principal and/or interest payment due on the related Note on the next preceding Note Payment Date. The payments to the Holders of the Certificates in the next five years and thereafter are as follows:

     Maturity Date                              Aggregate Maturity
     of Series                                  Amount of Series

     May 15, 1998                               46,028,000
     November 15, 1998                          46,028,000
     May 15, 1999                               46,029,000
     November 15, 1999                          46,028,000
     May 15, 2000                               46,028,000
     November 15, 2000                          46,028,000
     May 15, 2001                               46,028,000
     November 15, 2001                          46,029,000
     May 15, 2002                               46,028,000
     November 15, 2002                          46,028,000
     Thereafter                              1,555,106,000
                                              ____________
             Total                         $ 2,015,388,000

GOVERNMENT BACKED TRUST T-1

NOTE C--PROMISSORY NOTES

Interest of 9.7884% is payable by the Borrower semi-annually on each Note Payment Date, which is the tenth business day before a Certificate Payment Date (see Note B). Principal is payable by the Borrower ten business days prior to each Certificate Payment Date beginning in May 2004.

The Borrower is required to remit to the Trust 100% of the amounts of principal and interest due on the Note. However, to the extent that these payments from the Borrower and payments from the related Securities Trust, less the amount paid to the Trustee for periodic fees and expenses, exceed the required Certificate Payment, the excess funds will be returned to the Borrower semi-annually. Should a draw be made on the Guaranty, any excess funds would be remitted to the Defense Security Assistance Agency of the Department of Defense.

The United States of America, acting through the Defense Security Assistance Agency of the Department of Defense, has guaranteed the punctual payment of 90% of all principal and interest due on the Note.