Form 10-K
period 2001-12-31
GOVERNMENT BACKED TRUST T-1
filed 2002-04-15
CIK 841535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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
Yes      X            No

DOCUMENTS INCLUDED AS EXHIBITS

Semiannual Report as of May 15, 2001	     Exhibit  B

Semiannual Report as of November 15, 2001         Exhibit  C

Annual Report as of December 31, 2001        Exhibit D

Part  I

Item  1.	  Business

                  Not Applicable .

Item  2.	  Properties .

                  See list of assets set forth in Exhibit A.

Item  3.	  Legal  Proceedings.

                  None

Item  4.	  Submission  of  Matters to a Vote of  Security  Holders.

                  None

PART  II

Item  5.	  Market  for  Registrant's  Common  Equity  and  Related
                  Stockholder Matters .

                  (a) Market  Information .

                  Certificates are not traded on any market or exchange.

                  (b) Holders .

                  The number of registered holders for Zero Coupon Certificates, Class T-1 on December 31, 2001 was 937.

                  (c) Dividends .

                  $46,028,000.00 distributed to holders for Zero Coupon
                    Certificates, Class T-1 on May 15, 2001.

                  $46,029,000.00 distributed to holders for Zero Coupon
                    Certificates, Class T-1 on November 15, 2001.

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

                  Not  Applicable.

Item  12 .        Security  Ownership of Certain Beneficial Owners and
                  Management

                  (a) Security ownership of certain beneficial owners.
______________________________________________________________________________

(1) Title  of     (2) Name  and        (3) Amount and     (4) Percent
    Class             address              nature  of         of class
                      of  benefi-          Beneficial
                      cial  owner          ownership
______________________________________________________________________________

Zero  Coupon          Cede & Co.          $1,631,685,000      99.06%
Certificates,         P.O. Box 20
Class  T-1 	      Bowling  Green  Station
                      New  York, NY   10004
______________________________________________________________________________

                  (b) Security  ownership of  management

                  Not  Applicable.

                  (c) Changes  in  control.

                  Not  Applicable.

Item  13.         Certain  Relationships  and  Related  Transactions.

                  (a) Transactions  with  management  and  others.

                  Not  Applicable.

                  (b) Certain business relationships.

                  Not  Applicable .

                  (c) Indebtedness of management .

                  Not  Applicable .

                  (d) Transactions  with  promoters.

                  Not  Applicable .

PART  IV

Item  14.         Exhibits, Financial Schedules, Reports on Form 8-K.

                  (a) The following is a list of documents filed as part of this report :

                  Exhibit                 Document
                     A	                  List  of  Assets  held
                                          by  Trust  on
                                          December 31, 2001

                     B                    Semiannual Report
                                          as of May 15, 2001

                     C                    Semiannual Report as
                                          of November 15, 2001

                     D                    Annual Report as of
                                          December 31, 2001

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

Date :     March 29, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By : ______ Andrew Taylor_____________________
           Vice President


Date :      March 29, 2002


By : _____ Dennis Kildea____________
       Assistant Vice President


Date :     March 29, 2002

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
Attention of the Comptroller,  DSAA


i. On May 15, 2001, the Certificate Payment Date, the aggregate amount distributed to the Holders was $46,028,000.00. The portions thereof allocable to the principal and interest payments on the Related Note was $41,423,000.00 and to payments from the Securities Trust was $4,605,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $1,693,191,000.00.

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
          Dennis Kildea
      Assistant Vice President

Report dated as of May 15, 2001
(Tax ID No. 13-3544132)

Exhibit C

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of:
Government Backed Trust T-1 Zero Coupon Certificates
( Republic of Turkey FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA

i. On November 15, 2001, the Certificate Payment Date, the aggregate amount distributed to the Holders was $46,029,000.00. The portions thereof allocable to the principal and interest payments on the Related Note was $41,423,000.00 and to payments from the Securities Trust was $4,606,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $1,647,162,000.00.

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
           Dennis Kildea
	Assistant Vice President

Report dated as of November 15, 2001
(Tax ID No. 13-3544132)

Exhibit D

THE CHASE MANHATTAN BANK
450  West  33rd  Street
New  York,  New  York   10001
Trustee's  Annual  Report

To  the  holders  of:
- Government Backed Trust T-1 Zero Coupon Certificates, Class T-1 (Republic of Turkey FMS Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 2001, $92,057,000.00 was distributed to the holders of the Current Coupon Certificates and this amount is allocable as follows:

 a. 90% from interest payments made on the Republic of Turkey
     Promissory Note on May 1, 2001 and November 1, 2001.
 b. 10% from the proceeds of maturities of United States Treasury Strips due May 15, 2001 and November 15, 2001.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distributions is $1,647,162,000.00.

iii. The unpaid principal amount of the Republic of Turkey Promissory Note following the May 15, 2001 and November 15, 2001 distributions is $941,012,451.71.

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

Please be advised that no Payment Default has occurred and is continuing with respect to the May 15, 2001 and November 15, 2001 Certificate Payment Dates.

There have been no payments under the Guaranty with respect to the May 1, 2001 and November 1, 2001 Note Payment Dates next preceding the May 15,
2001 and November 15, 2001 Certificate Payment Dates.
To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of November 30, 1988.

By ___________________________
          Dennis Kildea
       Assistant Vice President
Report dated as of December 31, 2001
Tax I.D. No. 13-3544132

                 REPORT OF INDEPENDENT AUDITORS

JPMorgan Chase, Trustee
Government Backed Trust T-1


We have audited the accompanying Distribution Report of Government Backed Trust T-1 as of December 31, 2001 and for the year then ended. This schedule is the responsibility of the Trustee. Our responsibility is to express an opinion on this schedule based on our audit.

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

In our opinion, the Distribution Report referred to above presents fairly, in all material respects, amounts distributed to certificate holders, the aggregate initial amount of certificates outstanding, the unpaid principal amount of the promissory note and funds compared with amounts distributed from Government Backed Trust T-1 at December 31, 2001 and for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ Ernst & Young LLP

April 5, 2002

DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-1

As of and for the Year Ended December 31, 2001

     I. During the year ended December 31, 2001, $92,057,000 was distributed to the Holders of the Zero Coupon Certificates and this amount is allocable as follows:

            1. 90% from interest payments made on the Republic of
               Turkey Promissory Note on May 1, 2001 and November 1, 2001.

            2. 10% from the proceeds of maturities of United States Treasury
               Strips due May 15, 2001 and November 15, 2001.

    II. The aggregate Initial Amount of Certificates issued by the Trust outstanding after the May 15, 2001 and November 15, 2001 distributions is $1,647,162,000.00.

   III. The unpaid principal amount of the Republic of Turkey Promissory Note following the May 15, 2001 and November 15, 2001 distributions is $941,012,451.71.

    IV. The amount in (I) above, together with the Trustee's fees and expenses equals the sum of 90% of the amounts paid by the Republic of Turkey on the Note on May 1, 2001 and November 1, 2001 and the payments received by the Trustee from the Securities Trust on May 15, 2001 and November 15, 2001.

See notes to distribution report.

NOTES TO DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-1

December 31, 2001

NOTE A--ORGANIZATION AND OPERATION
Government Backed Trust T-1 (the Trust) was formed in November 1988 by JPMorgan Chase Bank (Successor to Chemical Bank), as Trustee, to issue Certificates (see Note B), the proceeds of which were used to loan funds evidenced by a Note (see Note C) from the Republic of Turkey (Borrower) and to purchase a beneficial interest in a government securities trust (Securities Trust), for which JPMorgan Chase Bank also acts as Trustee. The Trust was created for the limited purpose of conducting transactions relating to the Certificates, the Note and the Securities Trust. All capitalized terms used in the Distribution Report are as defined in the Declaration of Trust dated as of November 30, 1988.

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

     Maturity Date                              Aggregate Maturity
     of Series                                  Amount of Series

     May 15, 2002                               46,028,000
     November 15, 2002                          46,028,000
     May 15, 2003                               46,028,000
     November 15, 2003                          46,029,000
     May 15, 2004                               72,270,000
     November 15, 2004                          83,897,000
     May 15, 2005                               86,572,000
     November 15, 2005                          84,432,000
     May 15, 2006                               83,957,000
     November 15, 2006                          83,487,000
     Thereafter                                968,434,000
                                              ____________
             Total                         $ 1,647,162,000

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