Form 10-K
period 2005-12-31
GOVERNMENT BACKED TRUST T-1
filed 2006-03-31
CIK 841535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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
Yes      X            No

DOCUMENTS INCLUDED AS EXHIBITS

Semiannual Report as of May 16, 2005	     Exhibit  B

Semiannual Report as of November 15, 2005         Exhibit  C

Annual Report as of December 31, 2005        Exhibit D

Part  I

Item  1.	  Business

                  Not Applicable .

Item  2.	  Properties .

                  See list of assets set forth in Exhibit A.

Item  3.	  Legal  Proceedings.

                  None

Item  4.	  Submission  of  Matters to a Vote of  Security  Holders.

                  None

PART  II

Item  5.	  Market  for  Registrant's  Common  Equity  and  Related
                  Stockholder Matters .

                  (a) Market  Information .

                  Certificates are not traded on any market or exchange.

                  (b) Holders .

                  The number of registered holders for Zero Coupon Certificates, Class T-1 on December 31, 2005 was 757.

                  (c) Dividends .

                  $86,572,000.00 distributed to holders for Zero Coupon
                    Certificates, Class T-1 on May 16, 2005.

                  $84,432,000.00 distributed to holders for Zero Coupon
                    Certificates, Class T-1 on November 15, 2005.

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

                  Not  Applicable.

Item  12 .        Security  Ownership of Certain Beneficial Owners and
                  Management

                  (a) Security ownership of certain beneficial owners.
______________________________________________________________________________

(1) Title  of     (2) Name  and        (3) Amount and     (4) Percent
    Class             address              nature  of         of class
                      of  benefi-          Beneficial
                      cial  owner          ownership
______________________________________________________________________________

Zero  Coupon          Cede & Co.          $1,126,073,000      99.14%
Certificates,         P.O. Box 20
Class  T-1 	      Bowling  Green  Station
                      New  York, NY   10004
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

Item  15.         Exhibits, Financial Schedules, Reports on Form 8-K.

                  (a) The following is a list of documents filed as part of this report :
                  Exhibit                 Document
                     A	                  List  of  Assets  held by Trust
                                          on December 31, 2005

                     B                    Semiannual Report as of May 16, 2005

                     C                    Semiannual Report as
                                          of November 15, 2005

                     D                    Annual Report as of
                                          December 31, 2005

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

Date :     March 31, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By :    /s/ Andrew J. Taylor
           Vice President
         JPMorgan Chase Bank


Date :      March 31, 2006


By :      /s/ Dennis Kildea
       Assistant Vice President
         JPMorgan Chase Bank


Date :     March 31, 2006


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

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 75 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date:  March 31, 2006                  By:  /s/ Dennis J. Kildea
                                            Assistant Vice President
                                            JPMorgan Chase Bank

Exhibit  A

THE REPUBLIC OF TURKEY
GOVERNMENT TRUST T-1

U. S. Government  Securities

Maturity	                 Par  Amount                  Coupon

May 15, 2006                     8,398,000                    0.000
November 15, 2006                8,351,000                    0.000
May 15, 2007                     8,120,000                    0.000
November 15, 2007                7,889,000                    0.000
May 15, 2008                     7,686,000                    0.000
November 15, 2008                7,548,000                    0.000
May 15, 2009                     7,311,000                    0.000
November 15, 2009                7,075,000                    0.000
May 15, 2010                     6,887,000                    0.000
November 15, 2010                6,843,000                    0.000
May 15, 2011                     6,473,000                    0.000
November 15, 2011                5,802,000                    0.000
May 15, 2012                     5,394,000                    0.000
November 15, 2012                4,233,000                    0.000
May 15, 2013                     3,840,000                    0.000
November 15, 2013                3,320,000                    0.000
May 15, 2014                     2,938,000                    0.000
November 15, 2014                2,813,000                    0.000
May 15, 2015		         2,688,000                    0.000















Government of Turkey T-1 Note

Principal  Amount                    Rate  of
Outstanding                              Interest               Due Date

$788,133,451.71                        9.7884%                 May 15, 2015

Exhibit B

JPMORGAN CHASE BANK
4 New York Plaza
New York , New York  10004

Trustee's Semiannual Report

To the Holders of

Government Backed Trust T-1 Zero Coupon Certificates
( Republic of Turkey FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On May 16, 2005, the Certificate Payment Date, the aggregate amount distributed to the Holders was $86,572,000.00. The portions thereof allocable to the principal and interest payments on the Related Note was $77,912,000.00 and to payments from the Securities Trust was $8,660,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $1,220,310,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $831,875,451.71.

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
      Assistant Vice President


Report dated as of May 16, 2005
(Tax ID No. 13-3544132)

Exhibit C

JPMORGAN CHASE BANK
4 New York Plaza
New York , New York  10004

Trustee's Semiannual Report

To the Holders of:
Government Backed Trust T-1 Zero Coupon Certificates
( Republic of Turkey FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA

i. On November 15, 2005, the Certificate Payment Date, the aggregate amount distributed to the Holders was $84,432,000.00. The portions thereof allocable to the principal and interest payments on the Related Note was $75,987,000.00 and to payments from the Securities Trust was $8,445,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $1,135,878,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $788,133,451.71.

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
       Assistant Vice President

Report dated as of November 15, 2005
(Tax ID No. 13-3544132)

Exhibit D

JPMORGAN CHASE BANK
4 New York Plaza
New  York,  New  York   10004
Trustee's  Annual  Report

To  the  holders  of:
- Government Backed Trust T-1 Zero Coupon Certificates, Class T-1 (Republic of Turkey FMS Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 2005, $171,004,000.00 was distributed to the holders of the Current Coupon Certificates and this amount is allocable as follows:

 a. 90% from interest payments made on the Republic of Turkey
     Promissory Note on May 2, 2005 and November 1, 2005.
 b. 10% from the proceeds of maturities of United States Treasury Strips due May 16, 2005 and November 15, 2005.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distributions is $1,135,878,000.00.

iii. The unpaid principal amount of the Republic of Turkey Promissory Note following the May 16, 2005 and November 15, 2005 distributions is $788,133,451.71.

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

Please be advised that no Payment Default has occurred and is continuing with respect to the May 16, 2005 and November 15, 2005 Certificate Payment Dates.

There have been no payments under the Guaranty with respect to the May 2, 2005 and November 1, 2005 Note Payment Dates next preceding the May 16,
2005 and November 15, 2005 Certificate Payment Dates.
To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of November 30, 1988.

By       /s/ Dennis Kildea
       Assistant Vice President
Report dated as of December 31, 2005
Tax I.D. No. 13-3544132

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JPMorgan Chase Bank, Trustee
Government Backed Trust T-1


We have audited the accompanying Distribution Report ('schedule') of Government Backed Trust T-1 as of December 31, 2005, and for the year then ended. This schedule is the responsibility of the Trustee. Our respon-sibility is to express an opinion on this schedule based on our audit.

We conducted our audit in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Distribution Report is free of material misstatement. We were not engaged to perform an audit of the Trustee's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the Distribution Report, assessing the accounting principles used and significant estimates made by management, and evaluating the overall schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Distribution Report referred to above presents fairly, in all material respects, amounts distributed to certificate holders, the amount of certificates outstanding, the unpaid principal amount of the promissory note and amounts distributed from Government Backed Trust T-1 at December 31, 2005, and for the year then ended, in conformity with U.S. generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP

February 6, 2006

DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-1

As of and for the Year Ended December 31, 2005

     I. During the year ended December 31, 2005, $171,004,000 was distributed to the Holders of the Zero Coupon Certificates and this amount is allocable as follows:

            1. 90% from interest payments made on the Republic of
               Turkey Promissory Note on May 1, 2005 and November 1, 2005.

            2. 10% from the proceeds of maturities of United States Treasury
               Strips due May 15, 2005 and November 15, 2005.

    II. The aggregate Initial Amount of Certificates issued by the Trust outstanding after the May 15, 2005 and November 15, 2005 distributions is $1,135,878,000.

   III. The unpaid principal amount of the Republic of Turkey Promissory Note following the May 15, 2005 and November 15, 2005 distributions is $788,133,452.

    IV. The amount in (I) above, together with the Trustee's fees and expenses equals the sum of 90% of the amounts paid by the Republic of Turkey on the Promissory Note on May 1, 2005 and November 1, 2005 and the payments received by the Trustee from the Securities Trust on May 15, 2005 and November 15, 2005.

See notes to distribution report.

NOTES TO DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-1

December 31, 2005

NOTE A--ORGANIZATION AND OPERATION
Government Backed Trust T-1 (the Trust) was formed in November 1988 by JPMorgan Chase Bank (Successor to Chemical Bank), as Trustee, to issue Certificates (see Note B), the proceeds of which were used to loan funds evidenced by a Promissory Note (see Note C) from the Republic of Turkey (Borrower) and to purchase a beneficial interest in a government securities trust (Securities Trust), for which JPMorgan Chase Bank also acts as Trustee. The Trust was created for the limited purpose of conduc-ting transactions relating to the Certificates, the Promissory Note and the Securities Trust. All capitalized terms used in the Distribution Report are as defined in the Declaration of Trust dated as of November 30, 1988.

NOTE B--ZERO COUPON CERTIFICATES
The Trust issued Zero Coupon Certificates (the Certificates) with an aggregate principal amount of $2,834,434,000. Each Certificate represents an interest in specific payments of principal and/or interest on the assets of the Trust. The Holder of each of the Certificates is entitled to receive a single payment on the date indicated in such Certificate. The Trust is required to distribute to the Certificate holders all funds held by the Trust, which would consist of an amount equal to 90% of the principal and interest required to be paid by the Borrower on the related Promissory Note (see
Note C), any payments received with respect to the Guaranty (see Note C), and payments from the related Securities Trust, less amounts paid to the Trustee for periodic fees and expenses. The government securities held for the benefit of the Trust consist of U.S. Treasury Strips and are calculated to provide the Trust on or before each Certificate Payment Date with funds equal to at least 10% of the principal and/or interest payment due on the related Promissory Note on the next preceding Promissory Note Payment Date. The payments to the Holders of the Certificates in the next five years and thereafter are as follows:
     Maturity Date                              Aggregate Maturity
     of Certificates                            Amount of Certificates

     May 15, 2006                               83,957,000
     November 15, 2006                          83,487,000
     May 15, 2007                               81,179,000
     November 15, 2007                          78,873,000
     May 15, 2008                               76,838,000
     November 15, 2008                          75,466,000
     May 15, 2009                               73,099,000
     November 15, 2009                          70,733,000
     May 15, 2010                               68,860,000
     November 15, 2010                          68,418,000
     Thereafter                                374,968,000
                                              ____________
             Total                         $ 1,135,878,000

GOVERNMENT BACKED TRUST T-1

NOTE C--PROMISSORY NOTE

The Promissory Note is due on May 15, 2015. Interest of 9.7884% is payable by the Borrower semi-annually on each Note Payment Date, which is the tenth business day before a Certificate Payment Date (see Note B). Principal is payable by the Borrower ten business days prior to each Certificate Payment Date beginning in May 2004 set forth below in the following amounts:

     Payment Date                               Amount

     May 15, 2006                             $ 45,407,000
     November 15, 2006                          47,157,000
     May 15, 2007                               47,157,000
     November 15, 2007                          47,157,000
     May 15, 2008                               47,428,000
     November 15, 2008                          48,376,000
     May 15, 2009                               48,376,000
     November 15, 2009                          48,376,000
     May 15, 2010                               48,869,000
     November 15, 2010                          50,817,000
     Thereafter                                309,013,452
                                               ___________
             Total                           $ 788,133,452


The Borrower is required to remit to the Trust 100% of the amounts of principal and interest due on the Promissory Note. However, to the extent that these payments from the Borrower and payments from the related Securities Trust, less the amounts paid to the Trustee for periodic fees and expenses, exceed the required Certificate Payment, the excess funds will be returned to the Borrower semi-annually. Should a draw be made on the Guaranty, any excess funds would be remitted to the Defense Security Assistance Agency of the Department of Defense.

The United States of America, acting through the Defense Security Assistance Agency of the Department of Defense, has guaranteed the punctual payment of 90% of all principal and interest due on the Promissory Note.