Form 10-K
period 2006-12-31
GOVERNMENT BACKED TRUST T-1
filed 2007-03-29
CIK 841535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

GOVERNMENT BACKED TRUST T-1
(Exact name of Registrant as specified
in its governing instrument)

State or other jurisdiction of incorporation:
           New York
Commission File Number:
           0-17335
IRS Employer Identification No.:
           13-3544132

c/o The Bank of New York
QSR Management
101 Barclay Street,  # 4E
New York, New York  10286
(212) 815-2910
_________________________
(Address, including zip code, and telephone number of principal executive offices )

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
Yes      X            No

DOCUMENTS INCLUDED AS EXHIBITS

Semiannual Report as of May 15, 2006	     Exhibit  B

Semiannual Report as of November 15, 2006         Exhibit  C

Annual Report as of December 31, 2006        Exhibit D

Part  I

Item  1.	  Business

                  Not Applicable .

Item  2.	  Properties .

                  See list of assets set forth in Exhibit A.

Item  3.	  Legal  Proceedings.

                  None

Item  4.	  Submission  of  Matters to a Vote of  Security  Holders.

                  None

PART  II

Item  5.	  Market  for  Registrant's  Common  Equity  and  Related
                  Stockholder Matters .

                  (a) Market  Information .

                  Certificates are not traded on any market or exchange.

                  (b) Holders .

                  The number of registered holders for Zero Coupon Certificates, Class T-1 on December 31, 2006 was 598.

                  (c) Dividends .

                  $83,957,000.00 distributed to holders for Zero Coupon
                    Certificates, Class T-1 on May 15, 2006.

                  $83,487,000.00 distributed to holders for Zero Coupon
                    Certificates, Class T-1 on November 15, 2006.

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

                  Not  Applicable.

Item  12 .        Security  Ownership of Certain Beneficial Owners and
                  Management

                  (a) Security ownership of certain beneficial owners.
______________________________________________________________________________

(1) Title  of     (2) Name  and        (3) Amount and     (4) Percent
    Class             address              nature  of         of class
                      of  benefi-          Beneficial
                      cial  owner          ownership
______________________________________________________________________________

Zero  Coupon          Cede & Co.          $ 961,571,000        99.29%
Certificates,         P.O. Box 20
Class  T-1 	      Bowling  Green  Station
                      New  York, NY   10004
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

Item  15.         Exhibits, Financial Schedules, Reports on Form 8-K.

                  (a) The following is a list of documents filed as part of this report :
                  Exhibit                 Document
                     A	                  List  of  Assets  held by Trust
                                          on December 31, 2006

                     B                    Semiannual Report as of May 15, 2006

                     C                    Semiannual Report as
                                          of November 15, 2006

                     D                    Annual Report as of
                                          December 31, 2006

                  (b) Not  applicable
                  (c) Not  applicable

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Government Backed Trust T-1
(Registrant)

By :       /s/ Dennis Kildea
         Assistant Vice President
           The Bank of New York

Date :     March 29, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By :    /s/ Andrew J. Taylor
           Vice President
         The Bank of New York


Date :      March 29, 2007


By :      /s/ Dennis Kildea
       Assistant Vice President
         The Bank of New York


Date :     March 29, 2007


                       CERTIFICATION

I, Dennis Kildea, certify that:

1. I have reviewed this annual report on Form 10-K of Government Backed Trust T-1, for which The Bank of New York acts as Trustee;

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

Date:  March 29, 2007                  By:  /s/ Dennis J. Kildea
                                            Assistant Vice President
                                            The Bank of New York

Exhibit  A

THE REPUBLIC OF TURKEY
GOVERNMENT TRUST T-1

U. S. Government  Securities

Maturity	                 Par  Amount                  Coupon

May 15, 2007                     8,120,000                    0.000
November 15, 2007                7,889,000                    0.000
May 15, 2008                     7,686,000                    0.000
November 15, 2008                7,548,000                    0.000
May 15, 2009                     7,311,000                    0.000
November 15, 2009                7,075,000                    0.000
May 15, 2010                     6,887,000                    0.000
November 15, 2010                6,843,000                    0.000
May 15, 2011                     6,473,000                    0.000
November 15, 2011                5,802,000                    0.000
May 15, 2012                     5,394,000                    0.000
November 15, 2012                4,233,000                    0.000
May 15, 2013                     3,840,000                    0.000
November 15, 2013                3,320,000                    0.000
May 15, 2014                     2,938,000                    0.000
November 15, 2014                2,813,000                    0.000
May 15, 2015		         2,688,000                    0.000

















Government of Turkey T-1 Note

Principal  Amount                    Rate  of
Outstanding                              Interest               Due Date

$695,569,451.71                        9.7884%                 May 15, 2015

Exhibit B

JPMORGAN CHASE BANK
4 New York Plaza
New York , New York  10004

Trustee's Semiannual Report

To the Holders of

Government Backed Trust T-1 Zero Coupon Certificates
( Republic of Turkey FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On May 16, 2006, the Certificate Payment Date, the aggregate amount distributed to the Holders was $83,957,000.00. The portions thereof allocable to the principal and interest payments on the Related Note was $75,559,000.00 and to payments from the Securities Trust was $8,398,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $1,051,921,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $742,726,451.71.

iv. The sum of the amount referred to in (i) above, plus the amount paid to the Trustee in respect of the Trustee's fees and expenses was less than the sum of ninety percent (90%) of the amount required to have been paid by the Borrower on the Related Note(s) on the immediately preceding Note Payment Date plus the payment received by the Trustee from the related Securities Trust on the Certificate Payment Date in the amount of $40.50.

No Payment Default has occurred and is continuing since our previous report.

To the best of my knowledge and belief, this Semiannual Report is complete and accurate.



By:	/s/ Dennis Kildea
      Assistant Vice President


Report dated as of May 15, 2006
(Tax ID No. 13-3544132)

Exhibit C

BANK OF NEW YORK
101 Barclay Street,  4E
New York , New York  10286

Trustee's Semiannual Report

To the Holders of:
Government Backed Trust T-1 Zero Coupon Certificates
( Republic of Turkey FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA

i. On November 15, 2006, the Certificate Payment Date, the aggregate amount distributed to the Holders was $83,487,000.00. The portions thereof allocable to the principal and interest payments on the Related Note was $75,136,000.00 and to payments from the Securities Trust was $8,351,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $968,434,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $695,569,451.71.

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
       Assistant Vice President

Report dated as of November 15, 2006
(Tax ID No. 13-3544132)

Exhibit D

BANK OF NEW YORK
101 Barclay Street,  4E
New  York,  New  York   10286
Trustee's  Annual  Report

To  the  holders  of:
- Government Backed Trust T-1 Zero Coupon Certificates, Class T-1 (Republic of Turkey FMS Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 2006, $167,444,000.00 was distributed to the holders of the Current Coupon Certificates and this amount is allocable as follows:

 a. 90% from interest payments made on the Republic of Turkey
     Promissory Note on May 1, 2006 and November 1, 2006.
 b. 10% from the proceeds of maturities of United States Treasury Strips due May 15, 2006 and November 15, 2006.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distributions is $968,434,000.00.

iii. The unpaid principal amount of the Republic of Turkey Promissory Note following the May 15, 2006 and November 15, 2006 distributions is $695,569,451.71.

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

Please be advised that no Payment Default has occurred and is continuing with respect to the May 15, 2006 and November 15, 2006 Certificate Payment Dates.

There have been no payments under the Guaranty with respect to the May 1, 2006 and November 1, 2006 Note Payment Dates next preceding the May 15,
2006 and November 15, 2006 Certificate Payment Dates.
To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of November 30, 1988.

By       /s/ Dennis Kildea
       Assistant Vice President
Report dated as of December 31, 2006
Tax I.D. No. 13-3544132

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Bank of New York, Trustee
Government Backed Trust T-1


We have audited the accompanying Distribution Report of Government Backed Trust T-1 as of December 31, 2006, and for the year then ended. The Distribution Report is the responsibility of the Trustee. Our responsibility is to express an opinion on the Distribtuion Report based on our audit.

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

In our opinion, the Distribution Report referred to above presents fairly, in all material respects, amounts distributed to certificate holders, the amount of certificates outstanding, the unpaid principal amount of the promissory note and amounts distributed from Government Backed Trust T-1 at December 31, 2006, and for the year then ended, in conformity with U.S. generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP

March 28, 2007

DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-1

As of and for the Year Ended December 31, 2006

     I. During the year ended December 31, 2006, $167,444,000 was distributed to the Holders of the Zero Coupon Certificates and this amount is allocable as follows:

            1. 90% from interest payments made on the Republic of
               Turkey Promissory Note on May 1, 2006 and November 1, 2006.

            2. 10% from the proceeds of maturities of United States Treasury
               Strips due May 15, 2006 and November 15, 2006.

    II. The aggregate Initial Amount of Certificates issued by the Trust outstanding after the May 15, 2006 and November 15, 2006 distributions is $968,434,000.

   III. The unpaid principal amount of the Republic of Turkey Promissory Note following the May 15, 2006 and November 15, 2006 distributions is $695,569,452.

    IV. The amount in (I) above, together with the Trustee's fees and expenses equals the sum of 90% of the amounts paid by the Republic of Turkey on the Promissory Note on May 1, 2006 and November 1, 2006 and the payments received by the Trustee from the Securities Trust on May 15, 2006 and November 15, 2006.

See notes to distribution report.

NOTES TO DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-1

December 31, 2006

NOTE A--ORGANIZATION AND OPERATION
Government Backed Trust T-1 (the Trust) was formed in November 1988 by
The Bank of New York (Successor to JPMorgan Chase Bank), as Trustee, to issue Certificates (see Note B), the proceeds of which were used to loan funds evidenced by a Promissory Note (see Note C) from the Republic of Turkey (Borrower) and to purchase a beneficial interest in a government securities trust (Securities Trust), for which The Bank of New York also acts as Trustee. The Trust was created for the limited purpose of conduc-ting transactions relating to the Certificates, the Promissory Note and the Securities Trust. All capitalized terms used in the Distribution Report are as defined in the Declaration of Trust dated as of November 30, 1988.

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

     May 15, 2007                               81,179,000
     November 15, 2007                          78,873,000
     May 15, 2008                               76,838,000
     November 15, 2008                          75,466,000
     May 15, 2009                               73,099,000
     November 15, 2009                          70,733,000
     May 15, 2010                               68,860,000
     November 15, 2010                          68,418,000
     May 15, 2011                               64,724,000
     November 15, 2011                          58,017,000
     Thereafter                                252,227,000
                                              ____________
             Total                         $   968,434,000

GOVERNMENT BACKED TRUST T-1

NOTE C--PROMISSORY NOTE

The Promissory Note is due on May 15, 2015. Interest of 9.7884% is payable by the Borrower semi-annually on each Note Payment Date, which is the tenth business day before a Certificate Payment Date (see Note B). Principal is payable by the Borrower ten business days prior to each Certificate Payment Date beginning in May 2004 set forth below in the following amounts:

     Payment Date                               Amount

     May 15, 2007                               47,157,000
     November 15, 2007                          47,157,000
     May 15, 2008                               47,428,000
     November 15, 2008                          48,376,000
     May 15, 2009                               48,376,000
     November 15, 2009                          48,376,000
     May 15, 2010                               48,869,000
     November 15, 2010                          50,817,000
     May 15, 2011                               49,609,000
     November 15, 2011                          45,329,000
     Thereafter                                214,075,452
                                               ___________
             Total                           $ 695,569,452


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