Form 10-K
period 2009-12-31
GOVERNMENT BACKED TRUST T-1
filed 2010-04-08
CIK 841535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

GOVERNMENT BACKED TRUST T-1
(Exact name of Registrant as specified
in its governing instrument)

State or other jurisdiction of incorporation:
           New York
Commission File Number:
           0-17335
IRS Employer Identification No.:
           13-3544132

c/o The Bank of New York Mellon
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
Yes      X            No

DOCUMENTS INCLUDED AS EXHIBITS

Semiannual Report as of May 15, 2009	     Exhibit  B

Semiannual Report as of November 16, 2009    Exhibit  C

Annual Report as of December 31, 2009        Exhibit D

Part  I

Item  1.	  Business

                  Not Applicable .

Item  2.	  Properties .

                  See list of assets set forth in Exhibit A.

Item  3.	  Legal  Proceedings.

                  None

Item  4.	  Submission  of  Matters to a Vote of  Security  Holders.

                  None

PART  II

Item  5.	  Market  for  Registrant's  Common  Equity  and  Related
                  Stockholder Matters .

                  (a) Market  Information .

                  Certificates are not traded on any market or exchange.

                  (b) Holders .

                  The number of registered holders for Zero Coupon Certificates, Class T-1 on December 31, 2009 was 325.

                  (c) Dividends .

                  $73,099,000.00 distributed to holders for Zero Coupon
                    Certificates, Class T-1 on May 15, 2009.

                  $70,733,000.00 distributed to holders for Zero Coupon
                    Certificates, Class T-1 on November 16, 2009.

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

                  Not  Applicable.

Item  12 .        Security  Ownership of Certain Beneficial Owners and
                  Management

                  (a) Security ownership of certain beneficial owners.
______________________________________________________________________________

(1) Title  of     (2) Name  and        (3) Amount and     (4) Percent
    Class             address              nature  of         of class
                      of  benefi-          Beneficial
                      cial  owner          ownership
______________________________________________________________________________

Zero  Coupon          Cede & Co.          $ 508,335,000        99.24%
Certificates,         P.O. Box 20
Class  T-1 	      Bowling  Green  Station
                      New  York, NY   10004
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

Item  15.         Exhibits, Financial Schedules, Reports on Form 8-K.

                  (a) The following is a list of documents filed as part of this report :
                  Exhibit                 Document
                     A	                  List  of  Assets  held by Trust
                                          on December 31, 2009

                     B                    Semiannual Report as of May 15, 2009

                     C                    Semiannual Report as
                                          of November 16, 2009

                     D                    Annual Report as of
                                          December 31, 2009

                  (b) Not  applicable
                  (c) Not  applicable

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Government Backed Trust T-1
(Registrant)

By :       /s/ Dennis Kildea
         Assistant Vice President
        The Bank of New York Mellon

Date :     March 29, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By :    /s/ Andrew J. Taylor
           Vice President
      The Bank of New York Mellon


Date :      March 29, 2010


By :      /s/ Dennis Kildea
       Assistant Vice President
      The Bank of New York Mellon


Date :     March 29, 2010


                       CERTIFICATION

I, Dennis Kildea, certify that:

1. I have reviewed this annual report on Form 10-K of Government Backed Trust T-1, for which The Bank of New York Mellon acts as Trustee;

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

Date:  March 29, 2010                  By:  /s/ Dennis J. Kildea
                                            Assistant Vice President
                                           The Bank of New York Mellon

Exhibit  A

THE REPUBLIC OF TURKEY
GOVERNMENT TRUST T-1

U. S. Government  Securities

Maturity	                 Par  Amount                  Coupon


May 15, 2010                     6,887,000                    0.000
November 15, 2010                6,843,000                    0.000
May 15, 2011                     6,473,000                    0.000
November 15, 2011                5,802,000                    0.000
May 15, 2012                     5,394,000                    0.000
November 15, 2012                4,233,000                    0.000
May 15, 2013                     3,840,000                    0.000
November 15, 2013                3,320,000                    0.000
May 15, 2014                     2,938,000                    0.000
November 15, 2014                2,813,000                    0.000
May 15, 2015		         2,688,000                    0.000























Government of Turkey T-1 Note

Principal  Amount                    Rate  of
Outstanding                              Interest               Due Date

$408,699,451.71                        9.7884%                 May 15, 2015

Exhibit B

THE BANK OF NEW YORK MELLON, successor Trustee
QSR Management, Limited
101 Barclay Street, Floor 4E
New York , New York  10286

Trustee's Semiannual Report

To the Holders of

Government Backed Trust T-1 Zero Coupon Certificates
( Republic of Turkey FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On May 15, 2009, the Certificate Payment Date, the aggregate amount distributed to the Holders was $73,099,000.00. The portions thereof allocable to the principal and interest payments on the Related Note was $65,788,000.00 and to payments from the Securities Trust was $7,311,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $582,979,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $457,075,451.71.

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
      Assistant Vice President


Report dated as of May 15, 2009
(Tax ID No. 13-3544132)

Exhibit C

THE BANK OF NEW YORK MELLON, successor Trustee
QSR Management, Limited
101 Barclay Street,  4E
New York , New York  10286

Trustee's Semiannual Report

To the Holders of:
Government Backed Trust T-1 Zero Coupon Certificates
( Republic of Turkey FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA

i. On November 16, 2009, the Certificate Payment Date, the aggregate amount distributed to the Holders was $70,733,000.00. The portions thereof allocable to the principal and interest payments on the Related Note was $63,658,000.00 and to payments from the Securities Trust was $7,075,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $512,246,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $408,699,451.71.

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
       Assistant Vice President

Report dated as of November 16, 2009
(Tax ID No. 13-3544132)

Exhibit D

THE BANK OF NEW YORK MELLON
QSR Management, Limited
101 Barclay Street,  4E
New  York,  New  York   10286
Trustee's  Annual  Report

To  the  holders  of:
- Government Backed Trust T-1 Zero Coupon Certificates, Class T-1 (Republic of Turkey FMS Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 2009, $143,832,000.00 was distributed to the holders of the Current Coupon Certificates and this amount is allocable as follows:

 a. 90% from interest payments made on the Republic of Turkey
     Promissory Note on May 1, 2009 and November 2, 2009.
 b. 10% from the proceeds of maturities of United States Treasury Strips due May 15, 2009 and November 16, 2009.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distributions is $512,246,000.00.

iii. The unpaid principal amount of the Republic of Turkey Promissory Note following the May 15, 2009 and November 16, 2009 distributions is $408,699,451.71.

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

Please be advised that no Payment Default has occurred and is continuing with respect to the May 15, 2009 and November 16, 2009 Certificate Payment Dates.

There have been no payments under the Guaranty with respect to the May 1, 2009 and November 2, 2009 Note Payment Dates next preceding the May 15,
2009 and November 16, 2009 Certificate Payment Dates.
To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of November 30, 1988.

By       /s/ Dennis Kildea
       Assistant Vice President
Report dated as of December 31, 2009
Tax I.D. No. 13-3544132

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Bank of New York Mellon, Trustee
Government Backed Trust T-1


We have audited the accompanying Distribution Report of Government
Backed Trust T-1 (the Trust) as of December 31, 2009, and for the year then ended. The Distribution Report is the responsibility of the Trustee. Our responsibility is to express an opinion on the Distribution Report based on our audit.

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

In our opinion, the Distribution Report referred to above presents fairly, in all material respects, amounts distributed to certificate holders, the amount of certificates outstanding, the unpaid principal amount of the promissory note and the amounts distributed from Government Backed Trust T-1 at December 31, 2009, and for the year then ended, in conformity with U.S. generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP

March 29, 2010

DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-1

As of and for the Year Ended December 31, 2009

     I. During the year ended December 31, 2009, $143,832,000 was distributed to the Holders of the Zero Coupon Certificates and this amount is allocable as follows:

            1. 90% from interest payments made on the Republic of
               Turkey Promissory Note.

            2. 10% from the proceeds of maturities of United States Treasury
               Strips due May 15, 2009 and November 15, 2009.

    II. The aggregate amount of Zero Coupon Certificates issued by the Trust and outstanding on December 31, 2009, was $512,246,000.

   III. The unpaid principal amount of the Republic of Turkey Promissory Note on December 31, 2009, was $408,699,452.

    IV. The amount distributed to the holders of the Trust's Zero Coupon Certificates, as set forth in (I) above, together with the Trustee's fees and expenses, was equal to the sum of (a) 90% of the amounts paid by the Republic of Turkey on the Promissory Note during 2009, and (b) payments received by the Trustee from the Securities Trust during 2009.

See notes to distribution report.

NOTES TO DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-1

December 31, 2009

NOTE A--ORGANIZATION AND OPERATION
Government Backed Trust T-1 (the Trust) was formed in November 1988 by
JP Morgan Chase Bank (Predecessor to The Bank of New York Mellon), as Trustee, to issue Zero Coupon Certificates (see Note B), the proceeds of which were used to loan funds evidenced by a Promissory Note (see Note
C) from the Republic of Turkey (Borrower) and to purchase a beneficial interest in a government securities trust (Securities Trust), for which The Bank of New York Mellon also acts as Trustee. The Trust was created for the limited purpose of conducting transactions relating to the Zero Coupon Certificates, the Promissory Note and the Securities Trust. All capitalized terms used in the Distribution Report are as defined in the Declaration of Trust dated as of November 30, 1988.

NOTE B--ZERO COUPON CERTIFICATES
The Trust issued Zero Coupon Certificates (the Certificates) with an aggregate principal amount of $2,834,434,000. Each Certificate represents an interest in specific payments of principal and/or interest on the assets of the Trust. The Holder of each of the Certificates is entitled to semi-annual distributions on May 15 and November 15. The Trust is required to distribute to the Certificate holders from funds held by the Trust amounts equal to 90% of the principal and interest required to be paid by the Borrower on the related Promissory Note (see Note C), any payments received with respect to the Guaranty (see Note C), and payments from the related Securities Trust, less amounts paid to the Trustee for periodic fees and expenses. The government securities held for the benefit of the Trust consist of U.S. Treasury Strips and are calculated to provide the Trust, on or before each Certificate Payment Date, with funds equal to at least 10% of the principal and/or interest payment due on the related Promissory Note on the next preceding Promissory Note Payment Date. The payments to the Holders of the Certificates are as follows:

     Maturity Date                              Aggregate Maturity
     of Certificates                            Amount of Certificates

     May 15, 2010                               68,860,000
     November 15, 2010                          68,418,000
     May 15, 2011                               64,724,000
     November 15, 2011                          58,017,000
     May 15, 2012                               53,931,000
     November 15, 2012                          42,323,000
     May 15, 2013                               38,400,000
     November 15, 2013                          33,192,000
     May 15, 2014                               29,380,000
     November 15, 2014                          28,126,000
     Thereafter                                 26,875,000
                                              ____________
             Total                         $   512,246,000

GOVERNMENT BACKED TRUST T-1

NOTE C--PROMISSORY NOTE

The Promissory Note is due on May 15, 2015. Interest of 9.7884% is payable by the Borrower semi-annually on each Note Payment Date, which is the tenth business day before a Certificate Payment Date (see Note B). Principal is payable on the same basis as interest payments set forth in the following amounts:

     Payment Date                               Amount

     May 15, 2010                               48,869,000
     November 15, 2010                          50,817,000
     May 15, 2011                               49,609,000
     November 15, 2011                          45,329,000
     May 15, 2012                               43,460,000
     November 15, 2012                          33,978,000
     May 15, 2013                               31,716,000
     November 15, 2013                          28,060,000
     May 15, 2014                               25,620,000
     November 15, 2014                          25,620,000
     Thereafter                                 25,621,452
                                               ___________
             Total                           $ 408,699,452


The Borrower is required to remit to the Trust 100% of the principal and interest due on the Promissory Note. However, to the extent that these payments from the Borrower and payments from the related Securities Trust, less the amounts paid to the Trustee for periodic fees and expenses, exceed the required Certificate Payment, the excess funds will be returned to the Borrower semi-annually. Should a draw be made on the Guaranty, any excess funds would be remitted to the Defense Security Assistance Agency of the Department of Defense.

The United States of America, acting through the Defense Security Assistance Agency of the Department of Defense, has guaranteed the punctual payment of 90% of all principal and interest due on the Promissory Note (the Guaranty).