Form 10-K
period 2013-12-31
GOVERNMENT BACKED TRUST T-1
filed 2014-03-21
CIK 841535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

GOVERNMENT BACKED TRUST T-1
(Exact name of Registrant as specified
in its governing instrument)

State or other jurisdiction of incorporation:
           New York
Commission File Number:
           0-17335
IRS Employer Identification No.:
           13-3544132

c/o The Bank of New York Mellon
101 Barclay Street,  # 7W
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
Yes      X            No

DOCUMENTS INCLUDED AS EXHIBITS

Semiannual Report as of May 15, 2013	     Exhibit  B

Semiannual Report as of November 15, 2013    Exhibit  C

Annual Report as of December 31, 2013        Exhibit D

Part  I

Item  1.	  Business

                  Not Applicable .

Item  2.	  Properties .

                  See list of assets set forth in Exhibit A.

Item  3.	  Legal  Proceedings.

                  None

Item  4.	  Submission  of  Matters to a Vote of  Security  Holders.

                  None

PART  II

Item  5.	  Market  for  Registrant's  Common  Equity  and  Related
                  Stockholder Matters .

                  (a) Market  Information .

                  Certificates are not traded on any market or exchange.

                  (b) Holders .

                  The number of registered holders for Zero Coupon Certificates, Class T-1 on December 31, 2013 was 236.

                  (c) Dividends .

                  $38,400,000 distributed to holders for Zero Coupon
                    Certificates, Class T-1 on May 15, 2013.

                  $33,192,000 distributed to holders for Zero Coupon
                    Certificates, Class T-1 on November 15, 2013.

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

                  Not  Applicable.

Item  12 .        Security  Ownership of Certain Beneficial Owners and
                  Management

                  (a) Security ownership of certain beneficial owners.
______________________________________________________________________________

(1) Title  of     (2) Name  and        (3) Amount and     (4) Percent
    Class             address              nature  of         of class
                      of  benefi-          Beneficial
                      cial  owner          ownership
______________________________________________________________________________

Zero  Coupon          Cede & Co.          $ 82,631,000        97.93%
Certificates,         P.O. Box 20
Class  T-1 	      Bowling  Green  Station
                      New  York, NY   10004
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

Item  15.         Exhibits, Financial Schedules, Reports on Form 8-K.

                  (a) The following is a list of documents filed as part of this report :
                  Exhibit                 Document
                     A	                  List  of  Assets  held by Trust
                                          on December 31, 2013

                     B                    Semiannual Report as of May 15, 2013

                     C                    Semiannual Report as
                                          of November 15, 2013

                     D                    Annual Report as of
                                          December 31, 2013

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

Date :     March 21, 2014

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By :    /s/ Nelson Wai
           Vice President
      The Bank of New York Mellon


Date :      March 21, 2014


By :      /s/ Tatyana Basis
                Vice President
      The Bank of New York Mellon


Date :     March 21, 2014


                       CERTIFICATION

I, Tatyana Basis, certify that:

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

Date:  March 21, 2014                  By:  /s/ Tatyana Basis
                                                     Vice President
                                           The Bank of New York Mellon

Exhibit  A

THE REPUBLIC OF TURKEY
GOVERNMENT TRUST T-1

U. S. Government  Securities

Maturity	                 Par  Amount                  Coupon

May 15, 2014                     2,938,000                    0.000
November 15, 2014                2,813,000                    0.000
May 15, 2015		         2,688,000                    0.000

























Government of Turkey T-1 Note

Principal  Amount                    	Rate  of
Outstanding                             Interest               Due Date

 25,620,000 				9.7884% 		May 15, 2014
 25,620,000 				9.7884% 		November 15, 2014
 25,621,452 				9.7884% 		May 15, 2015
____________
$76,861,452

Exhibit B

THE BANK OF NEW YORK MELLON, successor Trustee
101 Barclay Street, Floor 7W
New York , New York  10286

Trustee's Semiannual Report

To the Holders of

Government Backed Trust T-1 Zero Coupon Certificates
( Republic of Turkey FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On May 15, 2013, the Certificate Payment Date, the aggregate amount distributed to the Holders was $38,400,000. The portions thereof allocable to the principal and interest payments on the Related Note was $34,560,000 and to payments from the Securities Trust was $3,840,000.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $117,573,000.

iii. The unpaid principal amount of the Related Note following such distribution is $104,921,451.71.

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
               Vice President


Report dated as of May 15, 2013
(Tax ID No. 13-3544132)

Exhibit C

THE BANK OF NEW YORK MELLON, successor Trustee
101 Barclay Street,  7W
New York , New York  10286

Trustee's Semiannual Report

To the Holders of:
Government Backed Trust T-1 Zero Coupon Certificates
( Republic of Turkey FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA

i. On November 15, 2013, the Certificate Payment Date, the aggregate amount distributed to the Holders was $33,192,000. The portions thereof allocable to the principal and interest payments on the Related Note was $29,872,000 and to payments from the Securities Trust was $3,320,000.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $84,381,000.

iii. The unpaid principal amount of the Related Note following such distribution is $76,861,452.

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
                Vice President

Report dated as of November 15, 2013
(Tax ID No. 13-3544132)

Exhibit D

THE BANK OF NEW YORK MELLON
101 Barclay Street,  7W
New  York,  New  York   10286
Trustee's  Annual  Report

To  the  holders  of:
- Government Backed Trust T-1 Zero Coupon Certificates, Class T-1 (Republic of Turkey FMS Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 2013, $71,592,000 was distributed to the holders of the Current Coupon Certificates and this amount is allocable as follows:

 a. 90% from interest payments made on the Republic of Turkey
     Promissory Note on May 1, 2013 and November 1, 2013.
 b. 10% from the proceeds of maturities of United States Treasury Strips due May 15, 2013 and November 15, 2013.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distributions is $84,381,000.

iii. The unpaid principal amount of the Republic of Turkey Promissory Note following the May 15, 2013 and November 15, 2013 distributions is $76,861,452.

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

Please be advised that no Payment Default has occurred and is continuing with respect to the May 15, 2013 and November 15, 2013 Certificate Payment Dates.

There have been no payments under the Guaranty with respect to the May 1, 2013 and November 1, 2013 Note Payment Dates next preceding the May 15,
2013 and November 15, 2013 Certificate Payment Dates.
To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of November 30, 1988.

By       /s/ Tatyana Basis
                Vice President
Report dated as of December 31, 2013
Tax I.D. No. 13-3544132

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Bank of New York Mellon, Trustee
Government Backed Trust T-1


We have audited the accompanying Distribution Report of Government
Backed Trust T-1 (the Trust) as of December 31, 2013, and for the year then ended. The Distribution Report is the responsibility of the Trustee. Our responsibility is to express an opinion on the Distribution Report based on our audit.

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

In our opinion, the Distribution Report referred to above presents fairly, in all material respects, amounts distributed to certificate holders, the amount of certificates outstanding, the unpaid principal amount of the promissory note and the amounts distributed from Government Backed Trust T-1 at December 31, 2013, and for the year then ended, in conformity with U.S. generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP

March 21, 2014

DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-1

As of and for the Year Ended December 31, 2013

     I. During the year ended December 31, 2013, $71,592,000 was distributed to the Holders of the Zero Coupon Certificates and this amount is allocable as follows:

            1. 90% from principal and interest payments made on the Republic of
               Turkey Promissory Note.

            2. 10% from the proceeds of maturities of United States Treasury
               Strips due May 15, 2013 and November 15, 2013.

    II. The aggregate amount of Zero Coupon Certificates issued by the Trust and outstanding on December 31, 2013, was $84,381,000.

   III. The unpaid principal amount of the Republic of Turkey Promissory Note on December 31, 2013, was $76,861,452.

    IV. The amount distributed to the holders of the Trust's Zero Coupon Certificates, as set forth in (I) above, together with the Trustee's fees and expenses, was equal to the sum of (a) 90% of the amounts paid by the Republic of Turkey on the Promissory Note during 2013, and (b) payments received by the Trustee from the Securities Trust during 2013.

See notes to distribution report.

NOTES TO DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-1

December 31, 2013

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

     Maturity Date                              Aggregate Maturity
     of Certificates                            Amount of Certificates


     May 15, 2014                               29,380,000
     November 15, 2014                          28,126,000
     May 15, 2015                               26,875,000
                                              ____________
             Total                         $   84,381,000

GOVERNMENT BACKED TRUST T-1

NOTE C--PROMISSORY NOTE

The final payment date of the Promissory Note is due ten business days prior to May 15, 2015. Interest of 9.7884% is payable by the Borrower semi-annually on each Note Payment Date, which is the tenth business day before a Certificate Payment Date (see Note B). Principal is payable on the same basis as interest payments set forth in the following amounts:

     Payment Date                               Amount


     May 15, 2014                               25,620,000
     November 15, 2014                          25,620,000
     May 15, 2015                               25,621,452
                                               ___________
             Total                           $ 76,861,452


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