Form 10-K
period 2015-12-31
GOVERNMENT BACKED TRUST T-1
filed 2016-03-24
CIK 841535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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
Yes      X            No

DOCUMENTS INCLUDED AS EXHIBITS

Semiannual Report as of May 15, 2015	     Exhibit  B

Annual Report as of December 31, 2015        Exhibit  C

Part  I

Item  1.	  Business

                  Not Applicable .

Item  2.	  Properties .

                  See list of assets set forth in Exhibit A.

Item  3.	  Legal  Proceedings.

                  None

Item  4.	  Submission  of  Matters to a Vote of  Security  Holders.

                  None

PART  II

Item  5.	  Market  for  Registrant's  Common  Equity  and  Related
                  Stockholder Matters .

                  (a) Market  Information .

                  Certificates are not traded on any market or exchange.

                  (b) Holders .

                  The number of registered holders for Zero Coupon Certificates, Class T-1 on December 31, 2015 was 121.

                  (c) Dividends .

                  $26,875,000 distributed out of the Trust for payment to holders of Zero Coupon Certificates, Class T-1 on May 15, 2015.


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

                  Not  Applicable.

Item  12 .        Security  Ownership of Certain Beneficial Owners and
                  Management

                  (a) Security ownership of certain beneficial owners.
______________________________________________________________________________

(1) Title  of     (2) Name  and        (3) Amount and     (4) Percent
    Class             address              nature  of         of class
                      of  benefi-          Beneficial
                      cial  owner          ownership
______________________________________________________________________________

Zero  Coupon          Cede & Co.          $ 0        	      0.00%
Certificates,         P.O. Box 20
Class  T-1 	      Bowling  Green  Station
                      New  York, NY   10004
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

                  (a) The following is a list of documents filed as part of this report :
                  Exhibit                 Document
                     A          List of Assets held by Trust
				on December 31, 2015

   		     B		Semiannual Report as of May 15, 2015


                     C          Annual Report as of
                                December 31, 2015

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

Date :     March 24, 2016

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By :    /s/ Nelson Wai
           Vice President
      The Bank of New York Mellon


Date :      March 24, 2016


By :      /s/ Tatyana Lamdan
                Vice President
      The Bank of New York Mellon


Date :     March 24, 2016


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

Date:  March 24, 2016                  By:  /s/ Tatyana Lamdan
                                                     Vice President
                                           The Bank of New York Mellon

Exhibit  A

THE REPUBLIC OF TURKEY
GOVERNMENT TRUST T-1

U. S. Government  Securities

Maturity	                 Par  Amount                  Coupon

No securities outstanding as of 12/31/15.







Government of Turkey T-1 Note

Principal  Amount                    	Rate  of
Outstanding                             Interest              Due Date

No amount outstanding as of 12/31/15.

Exhibit B

THE BANK OF NEW YORK MELLON, successor Trustee
101 Barclay Street, Floor 7W
New York , New York  10286

Trustee's Semiannual Report

To the Holders of

Government Backed Trust T-1 Zero Coupon Certificates
( Republic of Turkey FMS Refinancing )

          and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On May 15, 2015, the Certificate Payment Date, the aggregate amount of $26,875,000 distributed out of the Trust for payment to holders of Zero Coupon Certificates. The portions thereof allocable to the principal and interest payments on the Related Note was $24,187,000 and to payments from the Securities Trust was $2,688,000.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $755,000. $755,000 of payments made from the Trust remain held in an account of the Trustee and will be paid to the holders of the Certificates upon presentation of their Certificates to the Trustee.

iii. The unpaid principal amount of the Related Note following such distribution is $0.

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
               Vice President


Report dated as of May 15, 2015
(Tax ID No. 13-3544132)

Exhibit C

THE BANK OF NEW YORK MELLON
101 Barclay Street,  7W
New  York,  New  York   10286
Trustee's  Annual  Report

To  the  holders  of:
- Government Backed Trust T-1 Zero Coupon Certificates, Class T-1 (Republic of Turkey FMS Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ended December 31, 2015, $26,875,000 was distributed out of the Trust for payment to holders of Zero Coupon Certificates and this amount is allocable as follows:

 a. 90% from interest payments made on the Republic of Turkey
     Promissory Note on May 1, 2015.
 b. 10% from the proceeds of maturities of United States Treasury Strips due May 15, 2015.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distributions is $755,000. $755,000 of payments made from the Trust remain held in an account of the Trustee and will be paid to the holders of the Certificates upon presentation of their Certificates to the Trustee.

iii. The unpaid principal amount of the Republic of Turkey Promissory Note following the May 15, 2015 distribution is $0.

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

Please be advised that no Payment Default has occurred and is continuing with respect to the May 15, 2015 Certificate Payment Date.

There have been no payments under the Guaranty with respect to the May 1, 2015 Note Payment Date next preceding the May 15,2015 Certificate Payment Date. To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of November 30, 1988.

By       /s/ Tatyana Lamdan
                Vice President
Report dated as of December 31, 2015
Tax I.D. No. 13-3544132

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Bank of New York Mellon, Trustee
Government Backed Trust T-1


We have audited the accompanying Distribution Report of Government
Backed Trust T-1 (the Trust) as of December 31, 2015, and for the year then ended. The Distribution Report is the responsibility of the Trustee. Our responsibility is to express an opinion on the Distribution Report based on our audit.

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

In our opinion, the Distribution Report referred to above presents fairly, in all material respects, amounts distributed to certificate holders, the amount of certificates outstanding, the unpaid principal amount of the promissory note and the amounts distributed from Government Backed Trust T-1 at December 31, 2015, and for the year then ended, in conformity with U.S. generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP

March 24, 2016
Atlanta, GA

DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-1

As of and for the Year Ended December 31, 2015

     I. During the year ended December 31, 2015, $26,875,000 was distributed out of the Trust for payment to holders of Zero Coupon Certificates and this amount is allocable as follows:

            1. 90% from principal and interest payments made on the Republic of
               Turkey Promissory Note.

            2. 10% from the proceeds of maturities of United States Treasury
               Strips due May 15, 2015.

    II. The aggregate amount of Zero Coupon Certificates issued by the Trust and outstanding on December 31, 2015, was $755,000. $755,000 of payments made from the Trust remain held in an account of the Trustee and will be paid to the holders of the Certificates upon presentation of their Certificates to the Trustee.

   III. The unpaid principal amount of the Republic of Turkey Promissory Note on December 31, 2015, was $0.

    IV. The amount distributed to the holders of the Trust's Zero Coupon Certificates, as set forth in above, together with the Trustee's fees and expenses, was equal to the sum of (a) 90% of the amounts paid by the Republic of Turkey on the Promissory Note during 2015, and (b) payments received by the Trustee from the Securities Trust during 2015.

See notes to distribution report.

NOTES TO DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-1

December 31, 2015

NOTE A--ORGANIZATION AND OPERATION
Government Backed Trust T-1 (the Trust) was formed in November 1988 by
JP Morgan Chase Bank (Predecessor to The Bank of New York Mellon), as Trustee, to issue Zero Coupon Certificates (see Note B), the proceeds of which were used to loan funds evidenced by a Promissory Note (see Note C) from the Republic of Turkey (Borrower) and to purchase a beneficial interest in a government securities trust (Securities Trust), for which The Bank of New York Mellon also acts as Trustee. The Trust was created for the limited purpose of conducting transactions relating to the Zero Coupon Certificates, the Promissory Note and the Securities Trust. The Trust has wound down upon completion on May 15, 2015 of these transactions relating to Zero Coupon Certificates, the Promissory Note and the Securities Trust. All capitalized terms used in the Distribution Report are as defined in the Declaration of Trust dated as of November 30, 1988 (the Declaration).

This Distribution Report has been prepared pursuant to the requirements of the Declaration to reflect certain of the operations of the Trust and is not intended to be a complete presentation of the Trust's revenue and expenses or assets and liabilities.

NOTE B--ZERO COUPON CERTIFICATES
The Trust issued Zero Coupon Certificates (the Certificates) with an aggregate principal amount of $2,834,434,000. Each Certificate represents an interest in specific payments of principal and/or interest on the assets of the Trust. The Holder of each of the Certificates is entitled to semi-annual distributions on May 15 and November 15 (or next business day). The Trust is required to distribute to the Certificate holders from funds held by the Trust amounts equal to 90% of the principal and interest required to be paid by the Borrower on the related Promissory Note (see Note C), any payments received with respect to the Guaranty (see Note C), and payments from the related Securities Trust, less amounts paid to the Trustee for periodic fees and expenses. The government securities held for the benefit of the Trust consist of U.S. Treasury Strips and are calculated to provide the Trust, on or before each Certificate Payment Date, with funds equal to at least 10% of the principal and/or interest payment due on the related Promissory Note on the next preceding Promissory Note Payment Date. There were no outstanding scheduled payments to the holders of the Certificates from the Trust. However, $755,000 of payments made from the Trust remain held in an account of the Trustee and will be paid to the holders of the Certificates upon presentation of their Certificates to the Trustee.

GOVERNMENT BACKED TRUST T-1

NOTE C--PROMISSORY NOTE

The final payment date of the Promissory Note was due ten business days prior to May 15, 2015. Interest of 9.7884% is payable by the Borrower semi-annually on each Note Payment Date, which is the tenth business day before a Certificate Payment Date (see Note B). Principal is payable on the same basis as interest payments set forth in the following amount:

     Payment Date                               Amount


     None	                               0
                                               ___________
     Total                            	     $ 0


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